Form 10-K
period 2005-12-31
American Express Issuance Trust; American Express Receivables Financing CORP V LLC
filed 2006-03-14
CIK 1330769, 1311824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Commission File Nos. 333-121895-02; 333-121895-03

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                             ended December 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___


            AMERICAN EXPRESS RECEIVABLES FINANCING CORPORATION V LLC
                           As a depositor on behalf of
                         AMERICAN EXPRESS ISSUANCE TRUST
                 (Issuing Entity in respect of the Certificates)
             (Exact name of registrant as specified in its charter)

           Delaware                                       20-2007139
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

     200 Vesey  Street, New York, New York                  10285
    (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code: 212-640-2000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 YES [ ]    NO [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 YES [ ]    NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X]    NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.         [X]


Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]


Indicate by check mark whether the  registrant is a shell company (as defined in
rule 12b-2 of the Act).          YES [ ]    NO [X]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: None.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                INTRODUCTORY NOTE

Pursuant to a no-action request (no action request of American Express Credit Account Master Trust publicly available December 6, 1996), applicable also to this Trust, the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

                                     PART I

Item 1.  Business

         Not Applicable.


Item 1A. Risk Factors

         Not Applicable.


Item 1B. Unresolved Staff Comments

         Not Applicable.


Item 2.  Properties

         The American Express Issuance Trust (the "Trust"), a Delaware statutory trust, was formed pursuant to a Trust Agreement dated as of May 19, 2005, between American Express Receivables Financing Corporation V LLC ("RFC V"), as beneficiary and transferor, and Wilmington Trust Company, as owner trustee. The Trust issues notes pursuant to an Indenture dated as of May 19, 2005, between the Trust and The Bank of New York, as indenture trustee and as securities intermediary, as supplemented by an indenture supplement applicable to each series of notes. As of the date hereof, the Trust's primary assets are receivables arising in designated consumer and small business charge accounts owned by American Express Travel Related Services Company, Inc. ("TRS"), American Express Centurion Bank ("AECB") and American Express Bank, FSB ("FSB") (TRS, AECB and FSB are collectively, the "originators"). TRS is the servicer and administrator of the Trust. RFC V is the depositor and transferor to the Trust.

         The Trust was formed for the purpose of acquiring and holding the Trust assets and from time to time issuing asset-backed notes under the Indenture and one or more supplements thereto, including issuing and selling notes to investors in underwritten public offerings. Each note is entitled to receive its allocated share of finance charge and principal collections on the trust assets as the source of interest and principal payments on such note. Notes issued by the Trust are obligations only of the Trust and not of TRS, AECB, FSB, RFC V or any other person or entity.

         The Trust issued its first series of notes on September 16, 2005. Pursuant to the Indenture, each month the servicer prepares a monthly report containing information regarding the Trust's notes and the Trust's assets for the related due period and payment dates for the notes. The servicer has prepared a report that sets forth, with respect to certain of the items reported on in the monthly reports, the aggregate amount of such items for the applicable portion of 2005 or, as applicable, the amount of such items as of December 24, 2005, the last day of the last monthly period in 2005. This aggregated information is filed as Exhibit 99.3.

Item 3.  Legal Proceedings

         American Express Company and its affiliates (collectively, "American Express"), including the servicer and the originators, are from time to time subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the notes issued by the Trust cannot be predicted at this time.

         American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express' charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. American Express filed a motion to dismiss all of the actions that were filed prior to April 30, 2004 pending in the Southern District of New York and, with respect to one case pending in California, to stay the action pending resolution of the motion to dismiss. A decision on the motion is pending. American Express filed a motion to dismiss an action filed in the Southern District of New York subsequent to April 30, 2004, and on July 1, 2005, the Court denied this motion.

         American Express has also been named in purported class actions alleging that American Express' policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suits seek injunctive relief. The Company has moved to dismiss the complaint in one of the actions and has not yet been served in the other action.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

         (a) The Registrant has no voting stock or class of common stock outstanding as of the date of this report. To the Registrant's knowledge, there is no established public trading market for the notes. Each class of the Trust's notes that is publicly offered in the United States is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

         (b)      Not Applicable.

         (c)      Not Applicable.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         Not Applicable.


Item 9B. Other Information

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.


Item 11. Executive Compensation

         Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management

(a) Each class of the Trust's notes that is publicly offered in the United States is represented by one or more notes registered in the name of Cede & Co., the nominee of DTC. Cede & Co. holds the notes on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own notes for their own account or hold them for the accounts of their customers. As of February 21, 2006, the following direct DTC participants held positions in the notes equal to or exceeding 5% of the total principal amount of the notes of each class of each series outstanding on that date. Information on DTC participants' held positions is provided by DTC.

                                                  Principal
                                                  Amount               Percent
                          Name                    of  Notes            of Class
                          ----                    ----------           --------

         SERIES
         2005-1 CLASS A
         FLOATING
         RATE ASSET
         BACKED
         NOTES:           UBS AG                  $250,000,000          44.8%

                          Northern Trust Bank     $115,000,000          20.6%

                          Bank of New York         $70,000,000          12.5%

                                                  Principal
                                                  Amount               Percent
                          Name                    of  Notes            of Class
                          ----                    ----------           --------

         SERIES
         2005-1 CLASS B
         FLOATING
         RATE ASSET
         BACKED
         NOTES:           Bank of New York        $120,000,000           100%


         SERIES
         2005-2 CLASS A
         FLOATING
         RATE ASSET
         BACKED
         NOTES:           Bank of New York        $225,000,000          40.3%

                          SEI Investments         $150,000,000          26.8%

                          US Bank NA               $65,000,000          11.6%

                          State Street Bank
                            & Trust Co.            $50,000,000           8.9%

                          LaSalle Bank             $50,000,000           8.9%


         SERIES
         2005-2 CLASS B
         FLOATING
         RATE
         ASSET BACKED
         NOTES:           CGM/Salomon             $120,000,000           100%
                            Brothers


         The address of each of the above participants is:

         (a)   c/o The Depository Trust Company
               55 Water Street
               New York, New York 10041

         (b)   Not Applicable.

         (c)   Not Applicable.


Item 13. Certain Relationships and Related Transactions

         The Bank of New York, a New York banking corporation, acts as indenture trustee under the Indenture. Wilmington Trust Company, a Delaware banking corporation, is the owner trustee of the Trust. TRS and its affiliates may from time to time enter into normal banking and trustee relationships with the Bank of New York and Wilmington Trust Company.


Item 14. Principal Accountant Fees and Services

         Not Applicable.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   (1)   Not Applicable.

               (2)   Not Applicable.

               (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)      Not Applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN EXPRESS ISSUANCE TRUST
                                             Registrant

                                             By:  AMERICAN EXPRESS RECEIVABLES
                                                  FINANCING  CORPORATION V LLC,
                                                  Depositor of the Trust

                                                  By:   /s/ David L. Yowan
                                                       ------------------------
                                                       David L. Yowan
                                                       President


Date:  March 13, 2006

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1 Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.1 Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.2 Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.3 Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.4 American Express Issuance Trust Trust Agreement, dated as of May 18, 2005, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.5 Transfer and Servicing Agreement, dated as of May 19, 2005, among American Express Receivables Financing Corporation V LLC, as transferor, American Express Travel Related Services Company, Inc., as servicer and administrator, the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.5 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.6 Indenture, dated as of May 19, 2005, between the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.5 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.7 Series 2005-1 Indenture Supplement, dated as of September 16, 2005 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the American Express Issuance Trust on September 19, 2005).

4.8 Series 2005-2 Indenture Supplement, dated as of September 16, 2005 (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the American Express Issuance Trust on September 19, 2005).

31.1*   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*   Annual Servicer Compliance Statement.

99.2*   Annual Accountant's Report of PricewaterhouseCoopers LLP.

99.3*   Report Containing Aggregated Information for 2005.