Form 10-K
period 2006-12-31
American Express Issuance Trust
filed 2007-03-23
CIK 1330769

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Commission File Nos. 333-121895-02; 333-121895-03
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Registrant’s telephone number, including area code: 212-640-2000
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). YES ☐    NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: None.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

INTRODUCTORY NOTE
Pursuant to a no-action request (no action request of American Express Credit Account Master Trust publicly available December 6, 1996), applicable also to this Trust, the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”. The registrant is not subject to Regulation AB promulgated by the Securities and Exchange Commission because the registrant has not issued any securities since September 16, 2005. American Express Travel Related Services Company, Inc. (“TRS”), the servicer of the Trust, is also the servicer of the American Express Credit Account Master Trust, which has been reporting under Regulation AB in 2006. As required by Item 1122 of Regulation AB with respect to the American Express Credit Account Master Trust, TRS has prepared an assertion on compliance with applicable Regulation AB criteria and PricewaterhouseCoopers LLP has examined such assertion and issued a report thereon, which have been included in the Form 10-K report for the American Express Credit Account Master Trust. The servicing platform to which such assertion relates is asset-backed securities transactions involving credit and charge card receivables conducted by the American Express Credit Account Master Trust and the American Express Issuance Trust where the related asset-backed securities were outstanding during the Reporting Period of January 1, 2006 through December 31, 2006. A copy of TRS’ report and PricewaterhouseCoopers LLP’s examination thereon are included in this Report on Form 10-K as Exhibit 99.3.
PART I
Item 1. Business
          Not Applicable.
Item 1A. Risk Factors
          Not Applicable.
Item 1B. Unresolved Staff Comments
          Not Applicable.
Item 2. Properties
     The American Express Issuance Trust (the “Trust”), a Delaware statutory trust, was formed pursuant to a Trust Agreement dated as of May 19, 2005, between American Express Receivables Financing Corporation V LLC (“RFC V”), as beneficiary and transferor, and Wilmington Trust Company, as owner trustee. The Trust issues notes pursuant to an Indenture dated as of May 19, 2005, between the Trust and The Bank of New York, as indenture trustee and as securities intermediary, as supplemented by an indenture supplement applicable to each series of notes. As of the date hereof, the Trust’s primary assets are receivables arising in designated consumer and small business charge accounts owned by American Express Travel Related Services Company, Inc. (“TRS”), American Express Centurion Bank (“AECB”) and American Express Bank, FSB (“FSB”) (TRS, AECB and FSB are collectively, the “originators”). TRS is the servicer and administrator of the Trust. RFC V is the depositor and transferor to the Trust.
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

     Pursuant to the Indenture, each month the servicer prepares a monthly report containing information regarding the Trust’s notes and the Trust’s assets for the related due period and payment dates for the notes. The servicer has prepared a report that sets forth, with respect to certain of the items reported on in the monthly reports, the aggregate amount of such items for the period December 25, 2005 through December 24, 2006, or, as applicable, the amount of such items as of December 24, 2006, the last day of the last monthly period in 2006. This aggregated information is filed as Exhibit 99.4.
Item 3. Legal Proceedings
     American Express Company and its affiliates (collectively, “American Express”), including the servicer and the originators, are, from time to time, subject to various pending or threatened legal proceedings arising out of their card origination, servicing and merchant network services activities. The potential effect of these lawsuits on the notes issued by the Trust cannot be predicted at this time.
     American Express has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between American Express’ charge cards, on the one hand, and its credit cards and debit cards, on the other, in violation of various state and federal laws. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. American Express filed a motion to dismiss all of the actions that were filed prior to April 30, 2004 pending in the Southern District of New York and, with respect to one case pending in California, to stay the action pending resolution of the motion to dismiss. On July 1, 2005, the Court denied American Express’ motion to dismiss. The California case remains stayed. On March 16, 2006, the Court granted American Express’ motion to compel arbitration of the claims of those merchants whose card acceptance agreement contains an arbitration clause. That decision has been appealed. New claims have now been filed against American Express challenging contract provisions that prohibit merchants from attempting to switch cardmembers to other forms of payment and that prohibit merchants from discriminating against the American Express Card by placing restrictions on card use (such as surcharging) that are not placed on cards issued by competitors. These new claims are pending in the Southern District of New York and are subject to the March 16 arbitration ruling.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
(a)	The Registrant has no voting stock or class of common stock outstanding as of the date of this report. To the Registrant’s knowledge, there is no established public trading market for the notes. Each class of the Trust’s notes that is publicly offered in the United States is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

(b)	Not Applicable.

(c)	Not Applicable.
Item 6. Selected Financial Data
     Not Applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results

     of Operation
     Not Applicable.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     Not Applicable.
Item 8. Financial Statements and Supplementary Data
     Not Applicable.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Not Applicable.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Not Applicable.
Item 11. Executive Compensation
     Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     (a) Each class of the Trust’s notes that is publicly offered in the United States is represented by one or more notes registered in the name of Cede & Co., the nominee of DTC. Cede & Co. holds the notes on behalf of brokers, dealers, banks and other direct participants in the DTC system. DTC participants may own notes for their own account or hold them for the accounts of their customers. As of February 26, 2007, the following direct DTC participants held positions in the notes equal to or exceeding 5% of the total principal amount of the notes of each class of each series outstanding on that date. Information on DTC participants’ held positions is provided by DTC.

		Principal
		Amount	Percent
	Name	of Notes	of Class
SERIES 2005-1 CLASS A FLOATING RATE ASSET BACKED NOTES:	Bank of New York	$164,600,000	29.4%

	Northern Trust	$115,450,000	20.6%

	Citibank	$65,000,000	11.6%

	Goldman Sachs	$50,000,000	8.9%

	LaSalle Bank	$33,370,000	5.9%

	Mellon Trust	$29,500,000	5.2%

		Principal
		Amount	Percent
	Name	of Notes	of Class
SERIES 2005-1 CLASS B FLOATING RATE ASSET BACKED NOTES:	Bank of New York	$12,000,000	100%

SERIES 2005-2 CLASS A FLOATING RATE ASSET BACKED NOTES:	Bank of New York	$235,000,000	42.1%

	SEI Private Bank	$150,000,000	26.8%

	US Bank, NA	$65,000,000	11.6%

	LaSalle Bank	$50,000,000	8.9%

	State Street Bank & Trust Co.	$50,000,000	8.9%

SERIES 2005-2 CLASS B FLOATING RATE ASSET BACKED NOTES:	CGM/Salomon Brothers	$12,000,000	100%

The address of each of the above participants is:
(a)	c/o The Depository Trust Company 55 Water Street New York, New York 10041

(b)	Not Applicable.

(c)	Not Applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Bank of New York, a New York banking corporation, acts as indenture trustee under the Indenture. Wilmington Trust Company, a Delaware banking corporation, is the owner trustee of the Trust. TRS and its affiliates may from time to time enter into normal banking and trustee relationships with the Bank of New York and Wilmington Trust Company.

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

AMERICAN EXPRESS ISSUANCE TRUST

By: AMERICAN EXPRESS RECEIVABLES
FINANCING CORPORATION V LLC
Depositor of the Trust

By: Name:	/s/ Maureen Ryan Maureen Ryan
Title:	Vice President and Treasurer
Date: March 23, 2007

EXHIBIT INDEX
The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith).

3.1	Amended and Restated Limited Liability Company Agreement of American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.1	Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.2	Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.3	Receivables Purchase Agreement, dated as of May 19, 2005, between American Express Travel Related Services Company, Inc. and American Express Receivables Financing Corporation V LLC (incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.4	Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Centurion Bank and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.1 on Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.5	Amended and Restated Receivables Purchase Agreement, dated as of January 24, 2007, between American Express Bank, FSB and American Express Travel Related Services Company, Inc. (incorporated by reference to Exhibit 4.2 on Form 8-K, filed February 8, 2007, File No. 333-121895-02).

4.6	American Express Issuance Trust Trust Agreement, dated as of May 18, 2005, between American Express Receivables Financing Corporation V LLC and Wilmington Trust Company (incorporated by reference to Exhibit 4.4 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.7	Transfer and Servicing Agreement, dated as of May 19, 2005, among American Express Receivables Financing Corporation V LLC, as transferor, American Express Travel Related Services Company, Inc., as servicer and administrator, the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.5 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.8	Indenture, dated as of May 19, 2005, between the American Express Issuance Trust, as issuer, and The Bank of New York, as indenture trustee (incorporated by reference to Exhibit 4.5 of Registration Statement on Form S-3, filed June 24, 2005, File No. 333-121895-02).

4.9	Series 2005-1 Indenture Supplement, dated as of September 16, 2005 (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the American Express Issuance Trust on September 19, 2005).

4.10	Series 2005-2 Indenture Supplement, dated as of September 16, 2005 (incorporated by reference to Exhibit 4.2 to Form 8-K filed by the American Express Issuance Trust on September 19, 2005).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*	Annual Servicer Compliance Statement.

99.2*	Report of PricewaterhouseCoopers LLP with respect to Management’s Assertion Concerning Internal Control over Servicing of Securitized Charge Card Receivables.

99.3*	Report of PricewaterhouseCoopers LLP with respect to Management’s Assertion on Compliance with Regulation AB Criteria.

99.4*	Aggregated Information for 2006.